Form 10-Q
period 2015-06-30
Axis Research & Technologies, Inc. (Delaware)
filed 2015-08-19
CIK 1634443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 000-55390

AXIS RESEARCH AND TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

NOCHE GROTTO ACQUISITION CORPORATION

(Former name of registrant as specified in its charter)

Delaware	47-3152623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16662 Hale Avenue

Irvine, California 92606

(Address of principal executive offices) (zip code)

949-288-6607

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 3, 2015

Common Stock, par value $0.0001	21,422,000

Documents incorporated by reference:	None

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements	2-4

Notes to Unaudited Condensed Financial Statements	5-9

AXIS RESEARCH & TECHNOLOGIES, INC.
(fka Noche Grotto Acquisition Corporation)
BALANCE SHEET
June 30, 2015
(Unaudited)

ASSETS
Current assets
Cash	$—
Total current assets:	—

Total assets	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,500
Total current liabilities	2,500

Total liabilities	2,500

Stockholders’ deficit

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015	—

Common stock, $0.0001 par value, 100,000,000 shares authorized, 500,000 shares issued and outstanding as of June 30, 2015	50
Discount on common shares	(50)
Additional paid in capital	1,066
Accumulated deficit	(3,566)
Total stockholders’ deficit	(2,500)

Total liabilities and stockholders’ deficit	$—

The accompanying notes are an integral part of these financial statements

AXIS RESEARCH & TECHNOLOGIES, INC.
(fka Noche Grotto Acquisition Corporation)
STATEMENTS OF OPERATIONS

		For the period
	For the three	from January 12, 2015
	months ended	(inception) to
	June 30, 2015	June 30, 2015
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating expenses:
General and administrative	2,854	3,566

Total operating expenses	2,854	3,566

Net operating loss	(2,854)	(3,566)

Other income (expense)
Other expense	—	—

NET LOSS	$(2,854)	$(3,566)

Net loss per common share, basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding-basic	6,628,767	6,628,767

The accompanying notes are an integral part of these financial statements

AXIS RESEARCH & TECHNOLOGIES, INC.
(fka Noche Grotto Acquisition Corporation)
STATEMENT OF CASH FLOWS

For the period
from January 12, 2015
(inception) to
June 30, 2015
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid for by stockholders and contributed as capital	1,066
Changes in operating assets and liabilities:
Increase in Account payable and accrued liabilities	2,500
Net cash used in operating activities	(2,500)

Net increase in cash	(2,500)

Cash, beginning of the period	—
Cash, end of period	$(2,500)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—
Income taxes paid	$—

The accompanying notes are an integral part of these financial statements

AXIS RESEARCH & TECHNOLOGIES, INC.

(fka Noche Grotto Acquisition Corporation)

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 1 - BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Axis Research & Technologies, Inc. (fka Noche Grotto Acquisition Corporation) (“the Company”) was incorporated on January 12, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders.

On May 22, 2015, the shareholders of the Company and the Board of Directors unanimously approved the change of the Company’s name to Axis Research & Technologies, Inc. and filed such change with the State of Delaware.

On July 9, 2015, the Company entered into a plan of stock acquisition agreement with Axis Research & Technologies, Inc. (“Axis CA”), a private corporation formed under the state of California on January 14, 2015.  Under the terms of the agreement, Axis Inc. will acquire 100% of the issued and outstanding common stock of Axis CA in exchange for 20,922,000 common shares of the Company, which includes previously issued 3,000,000 common shares.  After the close of the plan of stock acquisition agreement, there are 21,422,000 common shares issued and outstanding and the shareholders of Axis CA will control approximately 97% of the total issued and outstanding common shares of Axis Inc., resulting in a reverse takeover.

The acquisition of Axis CA will be accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations. Accordingly, future filings with the Securities and Exchange Commission with reflect the assets and liabilities of Axis CA are reported at historical costs and the historical results of Axis CA will be reflected in future Company filings as a change in reporting entity. In addition, the historical operations of Axis CA through March 31, 2015 have been included within an S-1 filed with the Securities and Exchange Commission filed on July 7, 2015.

Basis of presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying interim balance sheet as of March 31, 2015, the consolidated statements of operations and cash flows for the periods ended June 30, 2015 and the related information contained in the notes to the financial statements are unaudited. These unaudited interim financial statements and notes have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2015 and its results of operations and cash flows for the periods ended June 30, 2015. The results of operations for the periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other interim period or for any other future year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: revenue recognition; sales returns and other allowances; allowance for doubtful accounts; valuation of inventory; valuation and recoverability of long-lived assets; property and equipment; contingencies; and income taxes.

On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value.

Financial Instruments

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash and advance from related party approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Stock-Based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Basic and Diluted Loss per Share

The Company follows ASC Topic 260 to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Recent accounting pronouncements

Adopted

In August, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We are currently assessing the impact of the adoption of ASU No. 2014-15 on our financial statements and disclosures.

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

Other

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start-up costs and expenses. As a result, the Company incurred net losses from inception (January 12, 2015) through June 30, 2015 of $3,566. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 4 STOCKHOLDERS’ DEFICIT

The authorized capital stock of the Company consists of 20,000,000 shares of preferred stock, par value $0.0001 per share and 100,000,000 shares of Common Stock, par value $0.0001 per share. As of June 30, 2015, the Company had 500,000 common shares issued and outstanding and no preferred shares issued and outstanding.

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On May 22, 2015, the Company authorized and cancelled 19,500,000 of common stock from former directors and officers.

As of June 30, 2015, a shareholder contributed to the Company the amount of $1,066 for operating purposes. The amount is reflected in additional paid in capital.

See Note 1 for issuance of common stock subsequent to June 30, 2015.

NOTE 5 SUBSEQUENT EVENTS

See Note 1 for discussion of subsequent acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Axis Research & Technologies Inc. (formerly Noche Grotto Acquisition Corporation) was incorporated on January 12, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Axis Research & Technologies Inc. (“Axis” or the “Company”) is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

On May 22, 2015 the Company effected a change in control by the redemption of 19,500,000 shares of the then outstanding 20,000,000 shares of common stock and the issuance of 3,000,000 shares of common stock to the following:

3,000,000	Nick Moran

Messrs. James Cassidy and James McKillop, the then officers and directors of the Company resigned and Nick Moran was named its sole officer and director. Pursuant to the change in control, the Company changed its name and filed a Form 8-K noticing the change of control and the change of name. The change in control did not become effective until July 9, 2015, pursuant to the plan of stock acquisition agreement.

Since inception the Company’s operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on March 2, 2015 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company’s principal business objective is to achieve a business combination with a target company.

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

As of June 30, 2015 the Company had not generated revenues and had no income or cash flows from operations since inception. At June 30, 2015 the Company had sustained net loss of $3,566, and had an accumulated deficit of $3,566.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Former management paid all expenses incurred by the Company until the change in control. There is no expectation of repayment for such expenses. New management intend to continue to pay the expenses of the Company until such time as it has revenues or operations and can pay such expenses.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer).

Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued 24,500,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par, of which 19,500,000 were redeemed, as follows:

On January 22, 2015, the Company issued the following shares 20,000,000 shares of its common stock of which 19,500,000 were redeemed on May 22, 2015, pro rata at par from the holders thereof:

Name	Number of Shares

James Cassidy	10,000,000
James McKillop	10,000,000

On May 23, 2015 the Company issued 3,000,000 shares of its common stock to Nick Moran, the sole officer and director of the Company.

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

AXIS RESEARCH & TECHNOLOGIES INC.

By:	/s/ Nick Moran
President, Chief Financial Officer

Dated: August XX, 2015

