Form 10-Q
period 2015-09-30
Axis Research & Technologies, Inc. (Delaware)
filed 2016-03-17
CIK 1634443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at March 9, 2016
Common Stock, par value $0.0001	21,502,000

AXIS RESEARCH & TECHNOLOGIES, INC.

(Formerly Noche Grotto Acquisition Corporation)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$12,274	$4,874
Accounts receivable	76,292	19,550
Lease incentives receivable	3,245	15,000
Total current assets	91,811	39,424

Property and equipment, net	205,743	196,753
Other assets	15,500	15,500
Total assets	$313,054	$251,677

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	99,242	35,428
Accrued officers’ compensation	37,500	21,000
Deferred revenue	-	7,000
Loans payable – current	29,500	34,500
Advances, related party	11,900	1,900
Total current liabilities	178,142	99,828

Loans payable - non-current	250,000	250,000
Lease incentives, net	16,247	24,848
Total liabilities	444,389	374,676

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,452,000 and 20,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	2,145	2,000
Subscription receivable	-	(26,200)
Additional paid-in capital	274,655	40,000
Accumulated deficit	(408,135)	(138,799)
Total stockholders' deficit	(131,335)	(122,999)
Total liabilities and stockholders' deficit	$313,054	$251,677

The accompanying notes are an integral part of these consolidated financial statements

AXIS RESEARCH & TECHNOLOGIES, INC.

(Formerly Noche Grotto Acquisition Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three	For three	For nine	For nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$140,294	$98,081	$400,871	$131,802

Cost of revenue:
Rents	24,686	24,110	71,666	41,036
Depreciation	15,430	12,111	41,422	16,955
Other	69,515	23,087	180,671	35,986
Total cost of revenue	109,631	59,308	293,759	93,977

Gross profit	30,663	38,773	107,112	37,825

Operating expenses:
General and administrative:	56,604	26,365	202,982	44,088
Officers compensation	37,500	4,000	106,200	11,200
Rent	7,713	10,333	24,981	17,587
Depreciation	7,887	454	21,556	8,174
Total operating expenses	109,704	41,152	355,719	81,049

Loss from operations	(79,041)	(2,379)	(248,607)	(43,224)

Other expenses
Interest expense	(6,747)	(8,532)	(20,185)	(11,043)
Other expense	-	-	(545)	-
Total other expenses	(6,747)	(8,532)	(20,730)	(11,043)

Net loss	$(85,788)	$(10,911)	$(269,337)	$(54,267)

Net loss per common share, basic	$(0.00)	$0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding-basic	21,373,087	20,000,000	20,916,689	20,000,000

The accompanying notes are an integral part of these consolidated financial statements

AXIS RESEARCH & TECHNOLOGIES, INC.

(Formerly Noche Grotto Acquisition Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	nine months	nine months
	September 30,	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(269,337)	$(54,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,978	25,129
Changes in operating assets and liabilities:
Accounts receivable	(56,742)	-
Lease incentive receivable	11,755	-
Other assets	-	(15,500)
Accounts payable and accrued liabilities	61,315	20,043
Accrued officers’ compensation	16,500	-
Deferred revenue	(7,000)	-
Lease incentives	(8,601)	-
Total cash flows used in operating activities	(189,132)	(24,595)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(71,968)	(229,998)
Total cash flows used in investing activities	(71,968)	(229,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	263,500	-
Advances from related party	10,000	-
Proceeds from loans payable	-	280,000
Loan repayments	(5,000)	-
Total cash flows provided by financing activities	268,500	280,000

NET CHANGE IN CASH	7,400	25,407

CASH AT BEGINNING OF PERIOD	4,874	-
CASH AT END OF PERIOD	$12,274	$25,407

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$11,245	$-
Cash paid for income tax	$-	$-
Net liabilities assumed in reverse acquisition	$2,500	$-

The accompanying notes are an integral part of these consolidated financial statements

AXIS RESEARCH & TECHNOLOGIES, INC.

(fka Noche Grotto Acquisition Corporation)

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Axis Research & Technologies, Inc. (fka Noche Grotto Acquisition Corporation) ("Axis DE" or “Company”) was incorporated on January 12, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders.

On May 22, 2015, the shareholders of the Company and the Board of Directors unanimously approved the change of the Company's name to Axis Research & Technologies, Inc. and filed such change with the State of Delaware.

On July 9, 2015, the Company entered into a plan of stock acquisition agreement with Axis Research & Technologies, Inc. (“Axis CA”), a private corporation formed under the state of California on January 14, 2015.  Under the terms of the agreement, Axis DE will acquire 100% of the issued and outstanding common stock of Axis CA in exchange for 20,922,000 common shares of the Company, which includes previously issued 3,000,000 common shares.  After the close of the plan of stock acquisition agreement, there are 21,422,000 common shares issued and outstanding and the shareholders of Axis CA will control approximately 97% of the total issued and outstanding common shares of Axis Inc., resulting in a reverse takeover.

The acquisition of Axis CA will be accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations. Accordingly, future filings with the Securities and Exchange Commission with reflect the assets and liabilities of Axis CA are reported at historical costs and the historical results of Axis CA will be reflected in future Company filings as a change in reporting entity (see Note 4 for more details).

Axis Research & Technologies, Inc. (“Axis”) provides customized bio-skills education and product R&D solutions to medical device manufacturers, healthcare practitioners, and fitness professionals through its premiere lab facility and certification programs. The Axis CA facility consists of a 10,100 square foot educational facility with a biological skills laboratory built with extensive features to accommodate a wide variety of conferences, workshops, and medical research labs. The Company is dedicated to furthering advancements in medical education by providing a solution based facility for medical device companies, surgeons, and health care professionals.

On January 30, 2015, Axis CA acquired all the interest of Axis Research Technology, LLC (“Axis LLC”), a predecessor business and a California limited liability company organized on December 31, 2013, which became a wholly owned subsidiary of the Axis CA. At the time of acquisition, the entities were under common control and thus the assets acquired and liabilities assumed were recorded at historical cost.

Basis of presentation

The accompanying consolidated financial statements include the accounts of Axis Research & Technologies, Inc., ("Axis DE") a Delaware corporation, its wholly-owned subsidiaries, ("Axis CA"), a California Corporation, and Axis Research Technology, LLC , a California Limited Liability Company (Axis DE and its subsidiaries are collectively referred to as " the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of Axis DE, Axis CA and Axis LLC. The accompanying financial statements for the three and nine months ended September 30, 2014 reflect those of Axis LLC on a standalone basis. The consolidated financial statements as of September 30, 2015 and the three and nine months then ended include the operations of Axis LLC for the entire period and the operations of Axis DE from the date of the reverse acquisition of July 9, 2015 through the end of the period and the operations of Axis CA from the date of incorporation of January 14, 2015 through the end of the period. All significant intercompany accounts and transactions have been eliminated in consolidation.

AXIS RESEARCH & TECHNOLOGIES, INC.

(fka Noche Grotto Acquisition Corporation)

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2015, the consolidated statements of operations and cash flows for the periods ended September 30, 2015 and 2014, and the related information contained in the notes to the consolidated financial statements are unaudited. These unaudited interim financial statements and notes have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2015 and its results of operations and cash flows for the periods ended September 30, 2015 and 2014. The results of operations for the periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other interim period or for any other future year.

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

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”).

Advertising

The Company recognizes advertising expense when it occurs. The Company incurred $2,563 and $-0- as advertising cost for the periods ended September 30, 2015 and 2014, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which ranges from three to five years. Leasehold improvements are depreciated over the life of the asset or the corresponding lease agreement, whichever is shorter. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

AXIS RESEARCH & TECHNOLOGIES, INC.

(fka Noche Grotto Acquisition Corporation)

Notes to the Condensed Financial Statements

(Unaudited)

Fair Value of Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, prepaid expenses and other current assets, accounts payable and accrued liabilities, advances from related parties and loans payable in management’s opinion approximate their fair value due to the short maturity of such instruments. The Company does not have any level 2 or 3 financial instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange, or credit risks arising from these financial instruments.

Leases

The Company leases its facility. The Company evaluates the lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. The Company currently has one lease, which is classified as operating lease.

Minimum base rent for the Company’s operating leases is recorded on a straight-line basis over the lease term. The initial rent term includes the build-out, or rent holiday period, for the Company’s leases, where reduce rent payments are typically due under the terms of the lease.

The Company disburses cash for leasehold improvements and furniture, fixtures and equipment to build out and equip its leased premises. Pursuant to agreed-upon terms in the lease agreements the landlord will be reimbursed $15,000 to the Company as tenant allowance for Lessee’s tenant improvement is recorded as lease incentive. As of September 30, 2015, the Company has utilized $11,755 in reimbursement that was credited to September 2015 rent payment.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the prices for the services performed and the collectability of those amounts.

AXIS RESEARCH & TECHNOLOGIES, INC.

(fka Noche Grotto Acquisition Corporation)

Notes to the Condensed Financial Statements

(Unaudited)

The Company recognizes revenue from the rentals of its facilities and for other facility services. Revenues from monthly rental agreements are recorded within the month in which the rent is earned. Revenues under pay per use agreements and services are recorded when the facility is used or the service is performed. Deferred revenue of $7,000 as of December 31, 2014, relates to prepaid rent for our facilities utilized by our customers.

Cost of revenue consists of a proportion of rent expense and depreciation expense as well as expense related to equipment rental, tissue and organ supplies.

Concentrations of Credit Risk

The Company maintains its cash balances at a single financial institution. The balance may at times exceed insured limits.

Revenue earned from two customers represented approximately 54% of total revenue for the nine months ended September 30, 2015. Revenue earned from two customers represented approximately 68% of total revenue for the nine month ended September 30, 2014. Accounts receivable of approximately 60% was due from one customer and 100% from one customer at September 30, 2015. The loss of one or more of these customers would have a significant impact on the Company's operations.

The Company performs ongoing credit evaluation of its customers’ financial condition and, generally, requires no collateral. The Company does not believe that its customers’ credit risk represents a material risk of loss to the Company.

Basic and Diluted Loss per Share

The Company follows FASB ASC 260 to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As of September 30, 2015, the Company didn't have any potentially dilutive shares outstanding.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with the applicable FASB ASC 360-10. Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value.

Income Taxes

Axis LLC was elected to be taxed as a disregarded entity under the provisions of the Internal Revenue Code that permits the reporting of income and expenses directly by the owner/member. Current and deferred taxes during the nine months ended September 35, 2015 are immaterial to the financial statements due to the benefits flowing directly to the owner/member.

The Company elected to be tax as C-Corp under the provisions of the Internal Revenue Code. Provisions for income taxes represent actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment.

AXIS RESEARCH & TECHNOLOGIES, INC.

(fka Noche Grotto Acquisition Corporation)

Notes to the Condensed Financial Statements

(Unaudited)

FASB ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

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

Recent Accounting Pronouncements

In August, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Management have elected early adoption of this standard. Management do not believe the adoption of ASU No. 2014-10 will have significant impact on our consolidated financial statements and disclosures.

In June, 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception. Management do not believe the adoption of ASU No. 2014-10 will have significant impact on our consolidated financial statements and disclosures.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We are currently evaluating implementation methods and the effect that implementation of this standard will have on our consolidated financial statements upon adoption.

AXIS RESEARCH & TECHNOLOGIES, INC.

(fka Noche Grotto Acquisition Corporation)

Notes to the Condensed Financial Statements

(Unaudited)

Other

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3. GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $269,337 for the nine months ended September 30, 2015 and an accumulated deficit of $408,135 at September 30, 2015. These factors raise substantial doubt for the Company to continue as a going concern.

The Company’s ability to continue as a going concern may be dependent on the success of management’s plans discussed below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To the extent the Company’s operations are not sufficient to fund the Company’s capital requirements, the Company may attempt to enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time, the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. For the nine months ended September 30, 2015, the Company has raised approximately $263,500, net of offering costs of $30,700, through private placement offerings. The Company intends to continue its efforts in growing its facilities service operations, as well as raising funds through private placement offering memorandum, see Note 8.

NOTE 4. Plan of Stock Acquisition Agreement between Axis DE and Axis CA

On July 9, 2015, Axis DE entered into a plan of stock acquisition agreement with Axis CA.  Pursuant to the agreement, Axis DE acquired 100% of the issued and outstanding common stock of Axis CA in exchange for 20,922,000 common shares of the Axis DE, which includes previously issued 3,000,000 common shares.  After the close of the plan of stock acquisition agreement, there were 21,422,000 common shares issued and outstanding, of which the shareholders of Axis CA controls approximately 97% of the total issued and outstanding common shares of Axis Inc. resulting in a change in control. The 21,422,000 common shares held by Axis CA shareholders is comprised of 922,000 from the plan of stock acquisition agreement and 20,000,000 common shares held by the President and Director of Axis DE. Axis DE shareholders retained 500,000 shares of common stock.

The transaction was accounted for as a reverse recapitalization transaction, as Axis DE. qualifies as a non-operating public shell company given the fact that the Company held nominal net monetary assets, consisting primarily of zero assets or liabilities at the time of merger transaction.  As Axis CA is deemed to be the purchaser for accounting purposes under recapitalization accounting, these consolidated financial statements are presented as a continuation of Axis CA.  The equity of Axis CA is presented as the equity of the combined company and the capital stock account of Axis CA is adjusted to reflect the part value of the outstanding and issued common stock of the legal acquirer (Axis DE.) after giving effect to the number of shares issued in the purchase and sale agreement.  Shares retained by Axis DE are reflected as an issuance as of the acquisition date for the historical amount of the net assets of the acquired entity. At the time of the acquisition Axis DE had no assets and $2,500 in liabilities. The pro forma financial statements of Axis DE have not been provided as the operations were immaterial.

AXIS RESEARCH & TECHNOLOGIES, INC.

(fka Noche Grotto Acquisition Corporation)

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 5. PROPERTY AND EQUIPMENT

At September 30, 2015 and December 31, 2014, Property and Equipment consisted of:

	September 30, 2015	December 31, 2014

Furniture and Fixtures	$13,403	$12,746
Office Equipment	18,261	3,693
Leasehold Improvements	274,753	218,009
	306,417	234,448
Accumulated Depreciation	(100,674)	(37,695)
Total	$205,743	$196,753

During the nine months ended September 30, 2015 and 2014, depreciation expense was $62,978 and 25,129, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

As of December 31, 2014, the Company recorded accrued compensation of $21,000, payable to the sole member of the Company for services provided. These amounts were paid in 2015.

During the nine months ended September 30, 2015, the Company paid offering costs of $30,700 to a company with common ownership as the Company. See Note 9 for additional information.

As of September 30, 2015 and December 31, 2014, a company with common ownership advanced $11,900 and $1,900, respectively to the Company. These advances bear no interest and are due on demand.

As of September 30, 2015 and December 31, 2014, the Company has accrued officers’ compensation in the amount of $37,000 and $21,000, respectively.

NOTE 7. LOANS PAYABLE

The Company’s loans payable consist of the following:

	September 30,	December 31,
	2015	2014
10% loan payable to an individual, interest only payment, principal due April 2017,	$150,000	$150,000
10% loan payable to an individual, interest only payment, principal due June 2017,	100,000	100,000
Loan payable to a related individual, principal and accrued interest are due on demand	17,500	22,500
Loan payable to an individual, principal and accrued interest are due on demand	12,000	12,000
Total loans payable	279,500	284,500
Less: current	(29,500)	(34,500)
Loans payable, non-current	$250,000	$250,000

AXIS RESEARCH & TECHNOLOGIES, INC.

(fka Noche Grotto Acquisition Corporation)

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company operates from 16662 Hale Ave, which is a premier commercial building located in Irvine, California, occupies approximately 10,000 square feet. The Company recorded $96,648 and $58,623 in rent expense for the nine months ended September 30, 2015 and 2014, respectively.

As of December 31, 2014, the Company’s future annual minimum lease payments are as follows:

Year Ending
December 31,	Annual Rent
2015	$109,728
2016	$109,728
2017	$18,288
Total	$237,444

The lease is guaranteed by an individual and in return the individual will receive 11% of net monthly revenue after loan repayments and when the Company has net income. The term of this agreement is for the duration of the lease agreement of three years from March 1, 2014. To date, the Company hasn't generated net income and thus no additional amounts are due to the guarantor. In addition, the guarantor has two loans payable of $150,000 and $100,000, see Note 6 for additional information.

NOTE 9. STOCKHOLDERS' DEFICIT

Predecessor Entity

Axis LLC was 100% owned by a sole member until the acquisition by Axis CA on January 30, 2015. No membership units were formally issued.

For the year ended December 31, 2014, Axis LLC’s sole member/officer was providing services to the Company on a part-time basis. The Company determined that the fair value of these services was approximately $50,000 of which $34,200 was paid or accrued. The sole member elected to contribute the difference between the fair market value of the services and the amount paid of $15,800 which has been recorded to additional paid-in capital.

Axis CA, at inception on January 15, 2015, authorized 100,000,000 shares of common stock with a $0.001 par value. Upon formation, the Company issued 20,000,000 shares of its common stock to its founder for cash of $26,200. Due to the reverse acquisition discussed throughout this document, the Company reflected these shares as outstanding as of the Axis LLC organization date, recording a subscription receivable at December 31, 2014.

On January 23, 2015, Axis CA authorized a private placement offering memorandum to sell 1,000,000 million shares of common stock at $0.25 per share. During the nine months ended September 30, 2015, the Company issued 922,000 shares of its common stock at $0.25 per share for net cash of $207,300, net of offering cost of $30,700. The offering cost of $30,700 was paid to a company with common ownership. The Company recorded the cost of as offset to the proceeds received as the monies were paid to third parties in which assisted in raising the funds.

Successor Entity

The authorized capital stock of the Axis DE consists of 20,000,000 shares of preferred stock, par value $0.0001 per share and 100,000,000 shares of Common Stock, par value $0.0001 per share. As of September 30, 2015, the Company had 500,000 common shares issued and outstanding and no preferred shares issued and outstanding.

AXIS RESEARCH & TECHNOLOGIES, INC.

(fka Noche Grotto Acquisition Corporation)

Notes to the Condensed Financial Statements

(Unaudited)

On July 9, 2015, Axis DE entered into a plan of stock acquisition agreement with Axis CA.  Pursuant to the agreement, Axis Inc. will acquire 100% of the issued and outstanding common stock of Axis CA in exchange for 20,922,000 common shares of Axis DE, which includes previous issued 3,000,000 common shares. 20,000,000 of these shares have been reflected as outstanding as Axis LLC's organization date due to Axis LLC and Axis CA being deemed the historical entity.

On August 1, 2015, the Company authorized a private placement offering memorandum to sell 2,000,000 million shares of common stock at $0.25 to $1.00 per share. During the nine months ended September 30, 2015, the Company issued 30,000 shares of its common stock at $1.00 per share for net cash of $30,000.

10. SUBSEQUENT EVENTS

The Company issued 50,000 shares of its common stock at $0.50 per share for net cash of $25,000

The Company has evaluated all other activities subsequent to September 30, 2015 and found no other reportable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Axis Research & Technologies, Inc. (fka Noche Grotto Acquisition Corporation) ("Axis DE or the Company") was incorporated on January 12, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders.

On May 22, 2015, the shareholders of the Company and the Board of Directors unanimously approved the change of the Company's name to Axis Research & Technologies, Inc. and filed such change with the State of Delaware.

On July 9, 2015, the Company entered into a plan of stock acquisition agreement with Axis Research & Technologies, Inc. (“Axis CA”), a private corporation formed under the state of California on January 14, 2015.  Under the terms of the agreement, Axis DE will acquire 100% of the issued and outstanding common stock of Axis CA in exchange for 20,922,000 common shares of the Company, which includes previously issued 3,000,000 common shares.  After the close of the plan of stock acquisition agreement, there are 21,422,000 common shares issued and outstanding and the shareholders of Axis CA will control approximately 97% of the total issued and outstanding common shares of Axis Inc., resulting in a reverse takeover.

The acquisition of Axis CA will be accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations. Accordingly, future filings with the Securities and Exchange Commission with reflect the assets and liabilities of Axis CA are reported at historical costs and the historical results of Axis CA will be reflected in future Company filings as a change in reporting entity. (see Note 4 for more details)

Axis Research & Technologies, Inc. provides customized bio-skills education and product R&D solutions to medical device manufacturers, healthcare practitioners, and fitness professionals through its premiere lab facility and certification programs. The Axis CA facility consists of a 10,100 square foot educational facility with a biological skills laboratory built with extensive features to accommodate a wide variety of conferences, workshops, and medical research labs. The Company is dedicated to furthering advancements in medical education by providing a solution based facility for medical device companies, surgeons, and health care professionals.

On January 30, 2015, Axis CA acquired all the interest of Axis Research Technology, LLC (“Axis LLC”), a predecessor business and a California limited liability company organized on December 31, 2013, which became a wholly owned subsidiary of the Axis CA. At the time of acquisition, the entities were under common control and thus the assets acquired and liabilities assumed were recorded at historical cost

1.   The Company.   Axis Research & Technologies, Inc., (the “Axis DE”), a Delaware corporation, is a multi-purpose bioskills facility supporting medical research and the advancement of medical technology as well as education and training for healthcare professionals. As part of the support facilities, the Company provides cadavers for use in the medical research, teaching and medical device testing. Axis DE provides private bioskills labs, coupling regional convenience for customers with a global reach to their customers, clients and staff through advanced video telecommunication services. As a medical device testing facility, the Company enables surgeons and major medical device development companies to take a product from conception, through R&D, to completion, and finally to global promotion with worldwide video transmission capabilities in one location. The Company supplies a comprehensive modern testing and research facility with the equipment and support necessary to conduct such medical research and medical equipment testing.

2. Lab Facility.   The Company leases and operates a facility that offers surgeons and bio-skills device companies with elements necessary for their research and development. The facility is 10,100 square feet which the Company has built out to provide a state-of-the-art 2,200 square foot bio skills lab space, two private surgical lab suites, a 100 seat theater style auditorium, a large twenty person plus conference room, and a 2,200 square foot cafeteria/common area. The large lab area is able to facilitate up to a ten station customized lab/medical testing events. The two smaller private lab suites are for shared rental or exclusive private use. These private labs are designed as surgical suites to simulate real life medical experience for surgeons and medical device companies.

The labs are equipped with state of the art technology and equipment, including un-embalmed cadavers, to support surgical simulations and the labs feature advanced audio-video capabilities to support worldwide broadcast of the lab experience. The Company provides real-time interactive streaming capabilities and video vaulting to support on-demand access and record-keeping requirements. This is a capability without geographic limitations.

In addition to the specific medical community, the facility is designed as an educational center to accommodate large and small lecture groups, regional sales and marketing events, teaching symposiums, and educational conferences. The equipment and amenities not found in other competitive venues such as local area hotels and staff trained in the nuances, including confidentiality and privacy, of medical research.

3.   Operations.   The Company’s facility offers different sizes and types of lab testing or teaching space which can be leased by clients depending on the project or specific testing to be done. Some space is leased on a recurring regular basis for a long-term project and other space is on a one-time basis. The duration of the lease and the designation of the space needed is dependent on the client’s project. The aggregate rental price is proposed to the client after the Company reviews the project including the duration of use of the space, which space in the facility is to be used. The Company has entered into master service agreements with several recurring clients. These master agreements provide basic and standard terms of agreement including such items as confidentiality, conflicts of interest, indemnification, insurance, liability and other similar matters. The Company executes a separate scope of work addendum or statement of work addendum for specific projects which itemizes the work and the payment to the Company. The Company currently has negotiated recurring facility use agreements with the following entities: Covidien/EV3, Edwards Lifesciences, Biomet/Zimmer, Joimax, Pfiedler Enterprises and Fitness International Research Education.

4.   Revenues.   The Company has received revenue from its initial operations and leasing of the facility and it anticipates revenue from relationship building with local and national medical device companies which will use its facility on a regular or frequent recurring basis as well as medical teaching companies and institutions.

Results of Operations

Three Months Ended September 30, 2015 and 2014

Revenue for the three months ended September 30, 2015 was approximately $140,000 as compared to approximately $98,000 in the comparable period in 2014.  The 43% increase in revenue was primarily attributable to increasing our client base and expanding our rental facility for multipurpose use. These additional revenue came from a combination of seminars, workshops, private suite rental, and auditorium rental. The main sources of the seminars will be medical device companies, physician groups, health practitioners (massage, chiropractic, and nutrition), life coaches, and fitness training certification seminars.

Cost of revenue primarily consists of costs related to the rent and depreciation expense and purchase of supplies and equipment rental for customers.  Cost of revenue for the three months ended September 30, 2015 was approximately $110,000 as compared to approximately $59,000 in the comparable period in 2014.  The increase in cost of revenue for the three months ended September 30, 2015 relative to the same period in 2014 was primarily due to the increase in purchase of supplies and equipment rental associated with the increase in customers using our facilities.

For the three months ended September 30, 2015, our gross profit decreased by approximately $8,000 when compared to the three months ended September 30, 2014. The gross margin was 22% and 40% for the three months ended September 30, 2015 and 2014, respectively. The gross profit margin decrease was attributable to an increase in cost of revenue related to increase in purchase of supplies, equipment rental and depreciation expense for leasehold improvements.

General and administrative expenses for the three months ended September 30, 2015 were approximately $57,000 or 40% of revenue, compared to approximately $26,000, or 27% of revenue, for the same period in the prior year, a 114% increase.  The increase in general and administrative expenses was primarily due to an increase in professional fees and general and administrative expenses.

No expense or benefit from income taxes was recorded in the three months ended September 30, 2015 or 2014 due to our net losses.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry forwards.

We had net loss of approximately $86,000 for the three months ended September 30, 2015 compared with a net loss of approximately $11,000 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 and 2014

Revenues for the nine months ended September 30, 2015 were approximately $401,000 as compared to approximately $132,000 in the comparable period in 2014.  The Company commenced its operation in the middle of 2014, which did not have a full nine months of activities compared to 2015. This is the primary reason revenues increased by 227%. Increases in revenue was also due to increasing our client base and expanding our rental facility for multipurpose use. As noted previously, during the current quarter these additional revenue came from a combination of seminars, workshops, private suite rental, and auditorium rental. The main sources of the seminars will be medical device companies, physician groups, health practitioners (massage, chiropractic, and nutrition), life coaches, and fitness training certification seminars.

Cost of revenue primarily consists of costs related to the rent and depreciation expense and purchase of supplies and equipment rental for customers.  Cost of revenue for the nine months ended September 30, 2015 was approximately $294,000 compared to approximately $94,000 in the comparable period in 2014.  The increase was primarily due to the increase in depreciation expense, purchase of supplies and equipment rental associated with the increase in customers using our facilities.

For the nine months ended September 30, 2015, our gross profit increased to approximately $107,000 from approximately $38,000 for the nine months ended September 30, 2014. During the same period, our gross profit margin decreased to 27%, from 29% in the nine months ended September 30, 2014. The gross profit margin decrease was attributable to an increase in cost of revenue related to increase in purchase of supplies, equipment rental and depreciation expense for leasehold improvements.

General and administrative expenses for the nine months ended September 30, 2015 were approximately $203,000 or 51% of revenues, compared to approximately $44,000 or 33% of revenues, for the same period in the prior year, a 13% increase.  The increase in general and administrative expenses was primarily due to an increase in professional fees and general and administrative expenses.

No expense or benefit from income taxes was recorded in the nine months ended September 30, 2015 or 2014.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carryforwards.

We had net loss of approximately $269,000 for the nine months ended September 30, 2015 compared with a net income of approximately $54,000 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of approximately $12,000 as of September 30, 2015, as compared to approximately $4,800 as of December 31, 2014.

We rely on the Company’s operations to generate sufficient income and cash to fund our operations, along with raising funds through equity financing. The Company raised $263,500 from issuance of common stocks for cash.

For the nine months ended September 30, 2015, net cash used by operating activities was approximately $189,000 as compared to net cash used by operating activities of approximately $25,000 for the comparable period in 2014.

For the nine months ended September 30, 2015, net cash used in investing activities was approximately $72,000, as compared to net cash used in investing activities of approximately $230,000 for the comparable period in 2014. The increase in net cash used in investing activities is primarily attributable to costs surrounding leasehold improvements at purchase of property and equipment.

Net cash provided by financing activities was approximately $268,000 for the nine months ended September 30, 2015 as compared to net cash provided by financing activities of approximately $280,000 for the comparable period in 2014. The increase in cash provided by financing activities was primarily the result of funds raised through equity financing

Future Financings

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Off-Balance-Sheet Arrangements

None

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

While our significant accounting policies are more fully described in Note 3 to our audited financial statements included in the Annual Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the prices for the services performed and the collectability of those amounts.

The Company recognizes revenue from the rentals of its facilities and for other facility services. Revenues from monthly rental agreements are recorded within the month in which the rent is earned. Revenues under pay per use agreements and services are recorded when the facility is used or the service is performed. Deferred revenue of $7,000 as of December 31, 2014, relates to prepaid rent for our facilities utilized by our customers.

Cost of revenue consists of a proportion of rent expense and depreciation expense as well as expense related to equipment rental, tissue and organ supplies.

Leases

The Company currently leases its facility location. The Company evaluates the lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. The Company currently has one lease, which is classified as operating lease.

Minimum base rent for the Company’s operating leases is recorded on a straight-line basis over the lease term. The initial rent term includes the build-out, or rent holiday period, for the Company’s leases, where reduce rent payments are typically due under the terms of the lease.

The Company disburses cash for leasehold improvements and furniture, fixtures and equipment to build out and equip its leased premises. Pursuant to agreed-upon terms in the lease agreements the landlord will be reimbursed $15,000 to the Company as tenant allowance for Lessee’s tenant improvement is recorded as lease incentive. As of September 30, 2015, the Company has utilized $11,755 in reimbursement that was credited to September 2015 rent payment.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which ranges from three to five years. Leasehold improvements are depreciated over the life of the asset or the corresponding lease agreement, whichever is shorter. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

		Outstanding
January 22, 2015, issued to the then two officers and directors of the Company	20,000,000
May 22, 2015, redemption of 19,500,000 common shares	(19,500,000)	500,000
May 23, 2015 issued 3,000,000 common shares to new sole officer and director of the Company for stock exchange with Axis CA	3,000,000	3,500,000
July 9, 2015 issued 922,000 in stock for stock exchange with Axis CA	922,000	4,422,000
July 9, 2015 issued 16,970,000 common shares to sole officer and director Director for stock exchange with Axis CA	16,970,000	21,422,000
September 13, 2015 issued 30,000 common shares to independent third party	30,000	21,452,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. Mine Safety Disclosures

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

Dated: March 17, 2016

